Form 10-Q
period 1996-03-31
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P
filed 1996-05-09
CIK 843513

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1996

                                       or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                        Commission File Number: 33-23954


                 PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P.
              Exact Name of Registrant as Specified in its Charter


       Delaware
                                                        13-3499956
State or Other Jurisdiction
of Incorporation or Organization             I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
                                                           10285
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____



Balance Sheets                             At March 31,        At December 31,
                                                  1996                   1995
Assets
Impaired mortgage loan receivable
  (Note 1)                                 $         0          $  34,424,227
Valuation allowance                                  0            (30,284,265)
                                            ----------           ------------
                                                     0              4,139,962

Cash and cash equivalents                    4,042,566                 14,301
 Organization costs and deferred
 charges, net of accumulated
 amortization of $968,728 in 1996
 and $905,478 in 1995                                0                 63,250
                                            ----------           ------------
        Total Assets                       $ 4,042,566          $   4,217,513

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        127,579                239,938
  Due to affiliates                            139,075                125,970
  Deferred income                                    0                  2,164
                                            ----------             ----------
            Total Liabilities                  266,654                368,072
Partners' Capital (Deficit):
  General Partner                             (125,640)              (124,905)
  Limited Partners (Depositary units:
  10,000,000 authorized; 1,739,000 issued)   3,901,552              3,974,346
                                            ----------            -----------
        Total Partners' Capital              3,775,912              3,849,441
                                            ----------            -----------
        Total Liabilities and Partners'
        Capital                            $ 4,042,566           $  4,217,513
                                            ==========            ===========


Statement of Partners' Capital (Deficit)
For the three months ended  March 31, 1996

                                           Limited      General
                                          Partners      Partner          Total

Balance at December 31, 1995           $ 3,974,346  $  (124,905)  $  3,849,441
Net loss                                   (72,794)        (735)       (73,529)
                                         ---------     --------      ---------
Balance at March 31, 1996              $ 3,901,552  $  (125,640)  $  3,775,912
                                         =========     ========      =========



Statements of Operations
For the three months ended March 31,                       1996        1995

Income
Interest income net of valuation
    allowance of $853,796 in 1996
    and $932,681 in 1995                              $  13,056    $  3,388
                                                        -------     -------
        Total Income                                     13,056       3,388
                                                        -------     -------
Expenses
Amortization of organizational costs
 and deferred charges                                    63,250      30,792
General and administrative                               19,585      16,297
Investment management fee                                 3,750       3,750
                                                        -------     -------
        Total Expenses                                   86,585      50,839
                                                        -------     -------
        Net Loss                                      $ (73,529)   $(47,451)
                                                        =======     =======
Net Loss Allocated:
To the General Partner                                $    (735)   $   (475)
To the Limited Partners                                 (72,794)    (46,976)
                                                        -------     --------
                                                      $ (73,529)   $(47,451)
Per limited partnership unit                            =======     ========
  (1,739,000 outstanding)                             $    (.04)   $   (.03)



Statements of Cash Flows
For the three months ended March 31,                        1996          1995

Cash Flows From Operating Activities:
Net loss                                              $  (73,529)   $  (47,451)
Adjustment to reconcile net loss to net cash
provided by (used for) operating activities:
   Allowance for doubtful accounts                       853,796       932,681
   Recovery of valuation allowance                     4,139,962             0
   Amortization of organization costs and
   deferred charges                                       63,250        30,792
   Amortization of deferred income on loan                (2,164)       (2,457)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Mortgage loan receivable                        (853,796)     (932,681)
        Accounts payable and accrued expenses           (112,359)      (11,015)
        Due to affiliates                                 13,105         9,831
                                                       ---------      --------
Net cash and provided by (used for) operating
activities                                             4,028,265       (20,300)
                                                       ---------      --------
Net increase (decrease) in cash and cash equivalents   4,028,265       (20,300)
Cash and cash equivalents, beginning of period            14,301        66,789
                                                       ---------      --------
Cash and cash equivalents, end of period              $4,042,566       $46,489
                                                       =========      ========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On October 29, 1995, the Partnership executed a settlement agreement (the "Settlement") with 160 Water Street Associates, G.L.O. Management, Inc. and George Rapee (collectively, the "Borrowers") and The New England Mutual Life Insurance Company ( the " First Mortgagee"). Pursuant to the Settlement, the Partnership is entitled to receive from the Borrowers $1.125 million in cash and recover approximately $3,015,000 of escrow funds which were held back from the original mortgage loan proceeds, in exchange for the full and complete discharge of the Partnership's loan in connection with a pre-packaged bankruptcy filing to restructure the Borrower's debt. In February 1996, the Settlement was approved by a majority of the Limited Partnership interests through a proxy solicitation dated January 2, 1996.

On February 8, 1996, certain of the Borrowers filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the southern District of New York. Simultaneously therewith, such borrowers filed a "pre- packaged" plan of reorganization which, among other things, incorporated the Settlement. On February 29, 1996, the Bankruptcy Court confirmed the plan of reorganization and approved the Settlement.

On March 13, 1996, the plan of reorganization and the Settlement was implemented which resulted in the Partnership receiving $4,139,962. The Partnership intends to distribute the net proceeds resulting from the Settlement (less transaction costs, Partnership indebtedness and any outstanding liabilities) to the Unitholders and the General Partner, and work towards the dissolution of the Partnership thereafter.



Part I, Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources

On February 6, 1989, the Partnership originated a zero coupon second mortgage loan (the "160 Water Street Loan") in the amount of $15,200,000 to 160 Water Street Associates Limited Partnership (the "Borrowers"), a New York limited partnership which owns 160 Water Street (the "Property"), a twenty-four story office building located in New York City's Financial District. The 160 Water Street Loan is secured by a second mortgage on the leasehold interests of the Property and is subordinate to a first mortgage note held by New England Mutual Life Insurance Corp. (the "First Mortgagee") in the original principal amount of $35,000,000.

Since April 29, 1992, the Borrowers were in default under the terms of both the first mortgage and the 160 Water Street Loan, in part as a result of declining occupancies at the Property. The declining occupancies reflect the generally depressed market conditions for office space in downtown Manhattan as well as certain problems inherent in the Property, particularly the presence of asbestos in significant portions of the Property.

While the Borrowers have been unable to cure the default with respect to the first mortgage, the First Mortgagee refrained from initiating a foreclosure proceeding due to ongoing negotiations with respect to a potential restructuring. These negotiations resulted in the execution of a settlement (the "Settlement") on October 29, 1995 between the Partnership, the Borrowers and the First Mortgagee. Pursuant to the terms of the Settlement, the Partnership was entitled to (i) receive from the Borrowers $1.125 million in cash; and (ii) recover approximately $3,015,000 of escrow funds which were held back from the original mortgage loan proceeds, in exchange for the full and complete discharge of the Partnership's loan in connection with a pre-packaged bankruptcy filing to restructure the Borrowers' debt. In February 1996, the Settlement was approved by a majority of the Limited Partnership interests through a proxy solicitation dated January 2, 1996.

On February 8, 1996, certain of the Borrowers filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the southern District of New York. Simultaneously therewith, such borrowers filed a "pre- packaged" plan of reorganization which, among other things, incorporated the Settlement. On February 29, 1996, the Bankruptcy Court confirmed the plan of reorganization and approved the Settlement. On March 13, 1996, the plan of reorganization and the Settlement was implemented, resulting in the Partnership receiving $4,139,962. The Partnership intends to distribute the net proceeds resulting from the Settlement (less the transaction costs, Partnership indebtedness and any outstanding liabilities) to the Unitholders and the General Partner, and work towards the dissolution of the Partnership thereafter.

In consideration of the foregoing, the increased vacancies at the Property, and the deterioration of the New York City real estate market, the General Partner fully reserved for the accreted loan balance in 1992. All interest on the loan was being fully reserved as it accreted through March 13, 1996. Pursuant to the Settlement, the Partnership recorded a recovery of valuation allowance as of December 31, 1995, in the amount of $4,139,962, which reflects the amount of funds received from the Borrowers to fulfill their debt obligation to the Partnership on March 13, 1996.

At March 31, 1996, the Partnership's cash balance totaled $4,042,566, compared with $14,301 at December 31, 1995. The increase is primarily attributable to the receipt of $4,139,962 on March 13, 1996, pursuant to the terms of the Settlement.

Organizational costs and deferred charges, net of accumulated amortization, decreased from $63,250 at December 31, 1995 to $0 at March 31, 1996. The decrease reflects the write-off of unamortized organizational costs upon disposition of the Partnership's loan at the closing of the Settlement.

Accounts payable and accrued expenses decreased from $239,938 at December 31, 1995 to $127,579 at March 31, 1996. The decrease is primarily attributable to payment of legal and professional fees associated with the Settlement.

Results of Operations

The Partnership reported a net loss of $73,529 for the three months ended March 31, 1996, compared with a net loss of $47,451 for the corresponding period in
1995.   The  increased net loss is primarily due to the write-off of unamortized organizational costs upon disposition of the Partnerships loan at the closing of the Settlement.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27)  Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PRINCIPAL GROWTH MORTGAGE INVESTORS
                                     FUND, L.P.

                    BY:  PRINCIPAL GROWTH REALTY MANAGEMENT, INC.
                         General Partner



Date: May 3, 1996                  BY:  /s/ Kenneth L. Zakin
                                            Director and President




Date: May 3, 1996                  BY:  /s/ Daniel M. Palmier
                                            Vice President and
                                            Chief Financial Officer