Form 10-Q
period 1996-06-30
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P
filed 1996-08-14
CIK 843513

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996

                                      or

                 Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from ______  to ______


                        Commission File Number: 33-23954


                 PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                     13-3499956
State or Other Jurisdiction of           I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                  10285
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
                       Yes    X    No ____


                                                  At June 30, At December 31,
Balance Sheets                                           1996           1995

Assets
Impaired mortgage loan receivable (Note 1)           $      _    $34,424,227
Valuation allowance                                         _    (30,284,265)
                                                            _      4,139,962

Cash and cash equivalents                             254,238         14,301
Organization costs and deferred charges, net of
  accumulated amortization of $968,728 in 1996
  and $905,478 in 1995                                      _         63,250
        Total Assets                                 $254,238     $4,217,513

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses              $ 37,200     $  239,938
  Due to affiliates                                    20,103        125,970
  Deferred income                                           _          2,164
        Total Liabilities                              57,303        368,072

Partners' Capital (Deficit):
  General Partner                                    (125,430)      (124,905)
  Limited Partners (Depositary units:
  10,000,000 authorized; 1,739,000 issued)            322,365      3,974,346
        Total Partners' Capital                       196,935      3,849,441
        Total Liabilities and Partners' Capital      $254,238     $4,217,513




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                            Limited      General
                                           Partners      Partner         Total

Balance at December 31, 1995             $3,974,346   $ (124,905)   $3,849,441
Net loss                                    (51,981)        (525)      (52,506)
Distribution                             (3,600,000)           _    (3,600,000)
Balance at June 30, 1996                   $322,365   $ (125,430)   $  196,935





Statements of Operations

                                          Three months ended    Six months ended
                                                June 30,             June 30,
                                             1996      1995       1996     1995
Income
Interest income net of
  valuation allowance in 1996
  of $0 and $853,796 for the three
  and six months ended,respectively   $ 44,388   $ 2,905   $ 57,444   $  6,293
        Total Income                    44,388     2,905     57,444      6,293

Expenses
Amortization of organizational costs
    and deferred charges                     _    30,792     63,250     61,584
General and administrative              19,615    36,709     39,200     53,006
Investment management fee                3,750     3,750      7,500      7,500
        Total Expenses                  23,365    71,251    109,950    122,090

        Net Income (Loss)              $21,023  $(68,346)  $(52,506) $(115,797)

Net Income (Loss) Allocated:
To the General Partner                 $   210  $   (683)  $   (525) $  (1,158)
To the Limited Partners                 20,813   (67,663)   (51,981)  (114,639)
                                       $21,023  $(68,346)  $(52,506) $(115,797)
Per limited partnership unit
(1,739,000 outstanding)                   $.01     $(.04)     $(.03)     $(.07)



Statements of Cash Flows
For the six months ended June 30,                         1996            1995

Cash Flows From Operating Activities:
Net loss                                            $  (52,506)    $  (115,797)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
   Allowance for doubtful accounts                     853,796       1,865,362
   Recovery of valuation allowance                   4,139,962               _
   Amortization of organization costs and
   deferred charges                                     63,250          61,584
   Amortization of deferred income on loan              (2,164)         (4,915)
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Mortgage loan receivable                      (853,796)     (1,865,362)
        Accounts payable and accrued expenses         (202,738)         12,015
        Due to affiliates                             (105,867)         19,081
Net cash provided by (used for)
operating activities                                 3,839,937         (28,032)

Cash Flows From Financing Activities:
Distributions paid                                  (3,600,000)              _

Net cash used for financing activities              (3,600,000)              _

Net increase (decrease) in cash and
cash equivalents                                       239,937         (28,032)

Cash and cash equivalents, beginning of period          14,301          66,789
Cash and cash equivalents, end of period             $ 254,238     $    38,757



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On October 29, 1995, the Partnership executed a settlement agreement (the "Settlement") with 160 Water Street Associates, G.L.O. Management, Inc. and George Rapee (collectively, the "Borrowers") and The New England Mutual Life Insurance Company (the "First Mortgagee"). Pursuant to the Settlement, the Partnership was entitled to receive from the Borrowers $1.125 million in cash and recover approximately $3,015,000 of escrow funds which were held back from the original mortgage loan proceeds, in exchange for the full and complete discharge of the Partnership's loan in connection with a pre-packaged bankruptcy filing to restructure the Borrower's debt. In February 1996, the Settlement was approved by a majority of the Limited Partnership interests through a proxy solicitation dated January 2, 1996.

On February 8, 1996, certain of the Borrowers filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the southern District of New York. Simultaneously therewith, such borrowers filed a "pre-packaged" plan of reorganization which, among other things, incorporated the Settlement. On February 29, 1996, the Bankruptcy Court confirmed the plan of reorganization and approved the Settlement.

On March 13, 1996, the plan of reorganization and the Settlement was implemented which resulted in the Partnership receiving
$4,139,962.

On June 19, 1996, the Partnership paid a distribution to the Limited Partners totaling $3,600,000, ($2.07 per unit) from net proceeds received in connection with the Settlement. The General Partner is in the process of liquidating the Partnership. Any funds remaining after payment of the Partnership's outstanding liabilities will be distributed to the Limited Partners.
However, such distribution will be nominal.


Part I, Item 2 .Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

On February 6, 1989, the Partnership originated a zero coupon second mortgage loan (the "160 Water Street Loan") in the amount of $15,200,000 to 160 Water Street Associates Limited Partnership (the "Borrowers"), a New York limited partnership which owns 160 Water Street (the "Property"), a twenty-four story office building located in New York City's Financial District. The 160 Water Street Loan was secured by a second mortgage on the leasehold interests of the Property and was subordinate to a first mortgage note held by New England Mutual Life Insurance Corp. (the "First Mortgagee") in the original principal amount of $35,000,000.

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

While the Borrowers were unable to cure the default with respect to the first mortgage, the First Mortgagee refrained from initiating a foreclosure proceeding due to ongoing negotiations with respect to a potential restructuring. These negotiations resulted in the execution of a settlement agreement (the
"Settlement") on October 29, 1995 between the Partnership, the
Borrowers and the First Mortgagee. Pursuant to the terms of the Settlement, the Partnership was entitled to (i) receive from the Borrowers $1.125 million in cash; and (ii) recover approximately
$3,015,000 of escrow funds which were held back from the original mortgage loan proceeds, in exchange for the full and complete discharge of the Partnership's loan in connection with a pre-packaged bankruptcy filing to restructure the Borrowers' debt. In February 1996, the Settlement was approved by a majority of the Limited Partnership interests through a proxy solicitation dated January 2, 1996.

On February 8, 1996, certain of the Borrowers filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the southern District of New York. Simultaneously therewith, such borrowers filed a "pre-packaged" plan of reorganization which, among other things, incorporated the Settlement. On February 29, 1996, the Bankruptcy Court confirmed the plan of reorganization and approved the Settlement. On March 13, 1996, the plan of reorganization and the Settlement was implemented, resulting in the Partnership receiving $4,139,962. After the payment of fees and expenses associated with the Settlement and the establishment of certain reserves on account of Partnership liabilities, the Partnership had approximately $3,600,000, or $2.07 per unit, available for distribution. Such amount was distributed to the Limited Partners on June 19, 1996. The General Partner is in the process of liquidating the Partnership. Any funds remaining after payment of the Partnership's outstanding liabilities will be distributed to the Limited Partners. However, such distribution will be nominal.

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

At June 30, 1996, the Partnership's cash balance totaled $254,238, compared with $14,301 at December 31, 1995. The increase is primarily attributable to the receipt of $4,139,962 on March 13, 1996, pursuant to the terms of the Settlement, offset by the subsequent distribution to the Limited Partners of $3,600,000 on June 19, 1996.

Organizational costs and deferred charges, net of accumulated amortization, decreased from $63,250 at December 31, 1995 to $0 at June 30, 1996. The decrease reflects the write-off of unamortized organizational costs upon disposition of the Partnership's loan at the closing of the Settlement.

Accounts payable and accrued expenses decreased from $239,938 at December 31, 1995 to $37,200 at June 30, 1996. The decrease is primarily attributable to payment of legal and professional fees associated with the Settlement.

Due to affiliates decreased from $125,970 at December 31, 1995 to $20,103 at June 30, 1996. The decrease reflects the payment of outstanding management fees and certain administrative expenses which had been accruing but unpaid since 1992.

Results of Operations

The Partnership reported net income of $21,023 for the three months ended June 30, 1996, compared with a net loss of $68,346
for the corresponding period in 1995.   The change from net loss
to net income is primarily due to an increase in interest income and the absence of organizational costs and deferred charges in the 1996 period. Interest income increased from $2,905 in the 1995 second quarter to $44,388 in the 1996 period, reflecting the Partnership's higher cash balance following the receipt of the Settlement proceeds. Organizational costs and deferred charges decreased from $30,792 for the three months ended June 30, 1995 to $0 for the three months ended June 30, 1996, reflecting the write-off of unamortized organizational costs upon disposition of the Partnerships loan at the closing of the Settlement.

For the six months ended June 30, 1996, the Partnership reported a net loss of $52,506, compared to a net loss of $115,797 for the corresponding period in 1995. The lower net loss was primarily due to an increase in interest income arising from the Partnership's higher cash balance following the receipt of the Settlement proceeds. General and administrative expenses decreased for both the three and six months ended June 30, 1996 in comparison to 1995 due to lower legal expenses relating to the Settlement Agreement.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         PRINCIPAL GROWTH MORTGAGE INVESTORS
FUND, L.P.

                         BY: PRINCIPAL GROWTH REALTY MANAGEMENT, INC. General Partner



Date:  August 14, 1996          BY:  /s/ Ken L. Zakin
                                     Director and President



Date:  August 14, 1996          BY:  /s/ Daniel M. Palmier
                                     Vice President and
                                     Chief Financial Officer