Form 10-Q
period 1996-09-30
PRINCIPAL GROWTH MORTGAGE INVESTORS FUND L P
filed 1996-11-14
CIK 843513

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X    Quarterly Report Pursuant to Section 13  or 15(d) of the Securities
   Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-23954


                 PRINCIPAL GROWTH MORTGAGE INVESTORS FUND, L.P.
              Exact Name of Registrant as Specified in its Charter


           Delaware                                13-3499956
State or Other Jurisdiction of
Incorporation or Organization          I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                10285
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


Balance Sheets                             At September 30,   At December 31,
                                                      1996              1995
Assets
Impaired mortgage loan receivable (Note 1)      $     -         $ 34,424,227
Valuation allowance                                   -          (30,284,265)
                                                      -            4,139,962

Cash and cash equivalents                          251,119            14,301
Organization costs and deferred charges,
  net of accumulated amortization of $968,728
  in 1996 and $905,478 in 1995                        -               63,250
        Total Assets                            $  251,119        $4,217,513
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses         $   38,495          $239,938
  Due to affiliates                                 34,078           125,970
  Deferred income                                     -                2,164
        Total Liabilities                           72,573           368,072
Partners' Capital (Deficit):
  General Partner                                 (125,614)         (124,905)
  Limited Partners (Depository units:
  10,000,000 authorized; 1,739,000 issued)         304,160         3,974,346
        Total Partners' Capital                    178,546         3,849,441
        Total Liabilities and Partners' Capital   $251,119        $4,217,513




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                            Limited       General
                                           Partners       Partner       Total
Balance at December 31, 1995             $3,974,346     $(124,905)   $3,849,441
Net loss                                    (70,186)         (709)      (70,895)
Distribution                             (3,600,000)         -       (3,600,000)
Balance at September 30, 1996            $  304,160     $(125,614)   $  178,546



Statements of Operations
                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                      1996          1995     1996          1995
Income
Interest income net of valuation
  allowance in 1996 of $0 and
  $853,796 for the three and nine
  months ended, respectively            $3,379    $2,973     $60,823     $9,266
        Total Income                     3,379     2,973      60,823      9,266
Expenses
Amortization of organizational costs
    and deferred charges                  -       30,792      63,250     92,376
General and administrative              18,018    35,333      57,218     88,339
Investment management fee                3,750     3,750      11,250     11,250
        Total Expenses                  21,768    69,875     131,718    191,965
        Net Loss                      $(18,389) $(66,902)   $(70,895) $(182,699)
Net Loss Allocated:
To the General Partner                   $(184)    $(669)      $(709)   $(1,827)
To the Limited Partners                (18,205)  (66,233)    (70,186)  (180,872)
                                      $(18,389) $(66,902)   $(70,895) $(182,699)
Per limited partnership unit
(1,739,000 outstanding)                  $(.01)    $(.03)      $(.04)     $(.10)



Statements of Cash Flows
For the nine months ended September 30,                     1996         1995
Cash Flows From Operating Activities:
Net loss                                              $   (70,895)  $  (182,699)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
   Allowance for doubtful accounts                        853,796     2,854,937
   Recovery of valuation allowance                      4,139,962          -
   Amortization of organizational costs and
        deferred charges                                   63,250        92,376
   Amortization of deferred income on loan                 (2,164)       (7,373)
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Mortgage loan receivable                         (853,796)   (2,854,937)
        Accounts payable and accrued expenses            (201,443)       22,134
        Due to affiliates                                 (91,892)       26,747
Net cash provided by (used for) operating activities    3,836,818       (48,815)
Cash Flows From Financing Activities:
Distributions paid                                     (3,600,000)         -
Net cash used for financing activities                 (3,600,000)         -
Net increase (decrease) in cash and cash equivalents      236,818       (48,815)
Cash and cash equivalents, beginning of period             14,301        66,789
Cash and cash equivalents, end of period              $   251,119   $    17,974



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Note 1:

On October 29, 1995, the Partnership executed a settlement agreement (the "Settlement") with 160 Water Street Associates, G.L.O. Management, Inc. and George Rapee (collectively, the "Borrowers") and The New England Mutual Life Insurance Company ( the "First Mortgagee"). Pursuant to the Settlement, the Partnership was entitled to receive from the Borrowers $1.125 million in cash and recover approximately $3,015,000 of escrow funds which were held back from the original mortgage loan proceeds, in exchange for the full and complete discharge of the Partnership's loan in connection with a pre-packaged bankruptcy filing to restructure the Borrower's debt. In February 1996, the Settlement was approved by a majority of the Limited Partnership interests through a proxy solicitation dated January 2, 1996.

On February 8, 1996, certain of the Borrowers filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the southern District of New York. Simultaneously therewith, such borrowers filed a "prepackaged" plan of reorganization which, among other things, incorporated the Settlement. On February 29, 1996, the Bankruptcy Court confirmed the plan of reorganization and approved the Settlement.

On March 13, 1996, the plan of reorganization and the Settlement was implemented which resulted in the Partnership receiving $4,139,962.

On June 19, 1996, the Partnership paid a distribution to the Limited Partners totaling $3,600,000, ($2.07 per unit) from net proceeds received in connection with the Settlement. The General Partner is in the process of liquidating the Partnership. Any funds remaining after payment of the Partnership's outstanding liabilities will be distributed to the Limited Partners. However, such distribution, if any, would be nominal.

Part I, Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On February 8, 1996, certain of the Borrowers filed petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the southern District of New York. Simultaneously therewith, such borrowers filed a "pre- packaged" plan of reorganization which, among other things, incorporated the Settlement. On February 29, 1996, the Bankruptcy Court confirmed the plan of reorganization and approved the Settlement. On March 13, 1996, the plan of reorganization and the Settlement was implemented, resulting in the Partnership receiving $4,139,962. After the payment of fees and expenses associated with the Settlement and the establishment of certain reserves on account of Partnership liabilities, the Partnership had approximately $3,600,000, or $2.07 per unit, available for distribution. Such amount was distributed to the Limited Partners on June 19, 1996. The General Partner is in the process of liquidating the Partnership. Any funds remaining after payment of the Partnership's outstanding liabilities will be distributed to the Limited Partners. However, such distribution, if any, will be nominal.

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

At September 30, 1996, the Partnership's cash balance totaled $251,119, compared with $14,301 at December 31, 1995. The increase is primarily attributable to the receipt of $4,139,962 on March 13, 1996, pursuant to the terms of the Settlement, offset by the subsequent distribution to the Limited Partners of $3,600,000 on June 19, 1996, and the payment of General and Administrative expenses.

Organizational costs and deferred charges, net of accumulated amortization, decreased from $63,250 at December 31, 1995 to $0 at September 30, 1996. The decrease reflects the write-off of unamortized organizational costs upon disposition of the Partnership's loan at the closing of the Settlement.

Accounts payable and accrued expenses decreased from $239,938 at December 31, 1995 to $38,495 at September 30, 1996. The decrease is primarily attributable to payment of legal and professional fees associated with the Settlement.

Due to affiliates decreased from $125,970 at December 31, 1995 to $34,078 at September 30, 1996. The decrease reflects the payment of outstanding management fees and certain administrative expenses which had been accruing but unpaid since 1992.

Results of Operations
For the three and nine months ended September 30, 1996, the Partnership reported net losses of $18,389 and $70,895, compared to net losses of $66,902 and $182,699 for the corresponding periods in 1995. The lower net losses are primarily due to an increase in interest income arising from the Partnership's higher cash balance following the receipt of the Settlement proceeds, lower organizational costs and deferred charges, and lower general and administrative expenses in the 1996 period.

Interest income was $3,379 and $60,823 for the three and nine months ended September 30, 1996 compared to $2,973 and $9,266 for the corresponding periods in 1995. The increase in the nine month period is the result of the Partnership's higher cash balance following the receipt of the Settlement proceeds.

Amortization of organizational costs and deferred charges decreased from $30,792 and $92,376 for the three and nine months ended September 30, 1995 to $0 and $63,250 for the same periods in 1996, reflecting the write-off of unamortized organizational costs upon disposition of the Partnerships loan at the closing of the Settlement.

General and administrative expenses decreased for both the three and nine months ended September 30, 1996 in comparison to 1995 due to lower legal expenses relating to the Settlement.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    PRINCIPAL GROWTH MORTGAGE INVESTORS FUND,  L.P.
                            BY: PRINCIPAL GROWTH REALTY MANAGEMENT, INC. General Partner



Date: November 13, 1996     BY:  /s/ Kenneth L. Zakin
                                 Director and President


Date: November 13, 1996     BY:  /s/ Daniel M. Palmier
                                Vice President and
                                Chief Financial Officer